Form 10-K
period 2006-12-31
STRATS SM TRUST FOR HISTORIC TW INC SEC SER 2004-5
filed 2007-03-30
CIK 1283605

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

      For the fiscal year ended December 31, 2006

                                      or

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

               Commission File Numbers: 333-70808-06, 001-32070

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

        STRATS(SM) Trust For Historic TW Inc. Securities, Series 2004-5
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                       52-2316339
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)


301 South College, Charlotte, North Carolina                       28288
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of Registered exchange on which registered
-------------------            -----------------------------------------------

STRATS(SM) Certificates,       New York Stock Exchange ("NYSE")
Series 2004-5, Class A-1

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

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

Large accelerated filer [_]   Accelerated filer [_]   Non- accelerated filer [X]

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

                                    PART I

Item 1. Business.
----------------

      Not Applicable

Item 1A. Risk Factors.
---------------------

      Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

      Not Applicable

Item 2. Properties.
------------------

      Not Applicable

Item 3. Legal Proceedings.
-------------------------

      None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

      None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------------------------------------------------------------------------------

      The Class A-1Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Class A-1 Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------

      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

      Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

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


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

      Not Applicable

Item 11. Executive Compensation.
-------------------------------

      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
---------------------------------------------------------------------------

      Not Applicable

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

      None

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

      Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

      (a)   The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Historic TW Inc. Securities, Series 2004-5 to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


---------------------------------------------------------------- ------------------ ----------
                            Trust Description                     Distribution Date  Filed on
---------------------------------------------------------------- ------------------ ----------
STRATS(SM) Trust For Historic TW Inc. Securities, Series 2004-5       05-15-2006    05-19-2006
                                                                      11-15-2006    11-20-2006
---------------------------------------------------------------- ------------------ ----------

            2.    None

            3.    Exhibits:


                  31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.



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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By: /s/ Jimmy Whang
                                           -------------------------------------
                                       Name:  Jimmy Whang
                                       Title: Director


Dated:  March 30, 2007


                                 EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
 Reference Number                 Description of Exhibits                Exhibit Number
 per Item 601 of                                                             in this
  Regulation SK                                                             Form 10-K
------------------- ---------------------------------------------------- ----------------
                    Certification by Director of the Registrant
                    pursuant to 15 U.S.C. Section 7241, as adopted
      (31.1)        pursuant to Section 302 of the Sarbanes-Oxley Act         31.1
                    of 2002.
------------------- ---------------------------------------------------- ----------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.1)        U.S.C. Section 7241, as adopted pursuant to               99.1
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
      (99.2)        Report of Aston Bell, CPA.                                99.2
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on May 19,
      (99.3)        2006, as further described in Item 15(a)(1) above,        99.3
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on November
      (99.4)        20, 2006, as further described in Item 15(a)(1)           99.4
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------