Form 10-K
period 2007-12-31
STRATS SM TRUST FOR HISTORIC TW INC SEC SER 2004-5
filed 2008-03-28
CIK 1283605

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

         For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [_]  Accelerated filer  [_]   Non-accelerated filer  [X]

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

                                    PART I

Item 1.  Business.

          Not Applicable

Item 1A. Risk Factors.

          Not Applicable

Item 1B. Unresolved Staff Comments.

          Not Applicable

Item 2.  Properties.

          Not Applicable

Item 3.  Legal Proceedings.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

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

Item 6.  Selected Financial Data.

          Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable

Item 8.  Financial Statements and Supplementary Data.

          Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None

Item 9A. Controls and Procedures.

          Not Applicable

Item 9B. Other Information.

          None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

          Not Applicable

Item 11. Executive Compensation.

          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

          Not Applicable

Item 13. Certain Relationships and Related Transactions.

          None

Item 14. Principal Accounting Fees and Services.

          Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

          (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Historic TW Inc. Securities, Series 2004-5 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

-------------------------------------------------------------------------------
                                               Distribution
Trust Description                                      Date           Filed on
-------------------------------------------------------------------------------
STRATS(SM) Trust For Historic TW Inc.            05-15-2007         05-25-2007
Securities, Series 2004-5                        11-15-2007         11-21-2007
-------------------------------------------------------------------------------

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

                         99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                         99.2 - Report of Aston Bell, CPA.

                         99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.



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

                                        Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                        By: /s/ Jimmy Whang
                                            ---------------------------
                                        Name: Jimmy Whang
                                        Title: Director


Dated:  March 28, 2008


                                 EXHIBIT INDEX

-----------------------------------------------------------------------------------------
Reference
Number per                                                                       Exhibit
Item 601 of                                                               Number in this
Regulation SK       Description of Exhibits                                    Form 10-K
-----------------------------------------------------------------------------------------
(31.1)              Certification by Director of the Registrant                     31.1
                    pursuant to 15 U.S.C. Section 7241, as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
-----------------------------------------------------------------------------------------
(99.1)              Annual Compliance Report by Trustee pursuant to 15              99.1
                    U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------
(99.2)              Report of Aston Bell, CPA.                                      99.2
-----------------------------------------------------------------------------------------
(99.3)              Registrant's Current Report on Form 8-K filed with              99.3
                    the Securities and Exchange Commission on May 25,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
-----------------------------------------------------------------------------------------
(99.4)              Registrant's Current Report on Form 8-K filed with              99.4
                    the Securities and Exchange Commission on November
                    21, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------